Form 10-K/A
AMERIQUEST MORTGAGE SECURITIES INC., ASSET-BACKED PASS-THROUGH CERTIFICATES, SERIES 2005-R7
filed 2006-03-30
CIK 1337127

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K/A

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


                               By: Ameriquest Mortgage Securities Inc.,
                               as Depositor on behalf of the Registrant


                                           By: /s/ John P Grazer
                                           Name:  John P. Grazer
                                           Title:  CFO


     Date: March 30, 2006


     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification.

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2005.

      99.2 Servicer's Annual Report of Independent Registered Public Accounting Firm as of and for the Year Ended December 31, 2005.